Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1999-2
filed 2000-03-31
CIK 1092574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-77927-02

ADVANTA Mortgage Loan Trust 1999-2

New York                        88-0360305       23-2723382
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$462,051,540.84

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1999-2 (the "Trust" or "Issuer") is a New York common law trust established as of May 1, 1999 pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors
(the "Sponsor") and ADVANTA Mortgage Corp. USA as Master Servicer
(the "Master Servicer") (together, the "Companies") and Bankers Trust
Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $517,500,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1999-2, Class A-1, Class A-2, Class A-3, Class A-4,
Class A-5, Class A-6, Class A-7, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On May 1, 1999 the Sponsor sold
$517,500,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of Class A-1, A-2, A-3, A-4, A-5, A-6 and A-7 certificates of which was co-managed by Morgan Stanley Dean Witter, Prudential Securities and Salomon Smith
Barney.  The Mortgage Loans and the
distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-77927) on Form S-3 declared effective on May 6,
1999.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 2 holders of the Class A-1 Certificates, 7 holder of the Class A-2 Certificates, 18 holders of the Class A-3 Certificates, 7 holders of the Class A-4 Certificates, 2 holders of the Class A-5 Certificates, 9 holders of the Class A-6 Certificates, 2 holders of the Class A-7 Certificates. The number of holders includes individual parrticipants in security position listings. As of December 24, 1999
7 monthly distributions had been made to the holders of the Certificates


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On May 1, 1999, the Issuer issued $114,000,000 aggregate principal amount of Class A-1 Certificates having a pass-thru rate of Libor + 0.10% (1), $90,000,000 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 6.32% per annum, $40,000,000 aggregate principal amount of Class A-3 Certificates having a pass-thu rate of 6.44% per annum, $95,000,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 6.89% per annum, $31,700,000 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 7.15% (1)
(2) per annum, $41,000,000 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 6.82% (1) per annum, $105,800,000 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of Libor + 0.22% (1)
(2) per annum which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting for Class A-1, A-2, A-3, A-4, A-5, A-6, and A-7 was co-managed by Morgan Stanley
Dean Witter, Prudential Securities and Salomon Smith Barney for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 1999-2, Class A-1 ("Class A-1 Certificates"), Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), Class A-7 ("Class A-7 Certificates"),
(ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates,
Certificates and (iii) the percent that the principal amount of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7
Certificates owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6
Class A-7 respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Banker Trust Company
John Lasher
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN   37211                                   80.71%

Investors Bank & Trust/M.F. Custody
JoAnne Lowe
200 Clarendon Street
15th Fl. Hancock Tower
Boston, MA   02116                                      19.30%


Class A-2 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      13.34%

Comerica Bank
Tom Deboever
Cap. Chg./Proxy 7CBB/MC 3530
Detroit, MI   48275-3530                                11.12%

Compass Bank
Sharon Weaver
701 South 20th Street- 11th Floor
Birmingham, AL   35233                                  16.67%

Prudential Securities Incorporated
Issuer Services
C/O ADP Proxy Services
51 Mercedes Way
Edgewood, NY   11717                                     5.56%

SSB- Trust Custody
David Paldino
225 Franklin Street
Boston, MA    02110                                     11.12%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA   02171                                  36.67%

U.S. Bank National Association
Ron Williams
MPFP 1606 Proxy Unit
601 Second Avenue South
Minneapolis, MN   55402                                  5.56%


Class A-3 Certificates
Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                    10,575          26.44%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      27.07%

SSB- Trust Custody
David Paldino
225 Franklin Street
Boston, MA    02110                                     17.57%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA   02171                                   9.94%


Class A-4 Certificates
American Express Trust Company
Kathy Senty Haugen
180 East 5th Street, Safekeeping
St. Paul, MN   55101                                    23.16%

Bank of New York (The)
Cecile Lamarco
925 Patterson Plank Rd.
Secausus, NJ   07094                                    19.90%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      42.11%

Northern Trust Company (The)
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL   60607                                      5.27%


Class A-5 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      75.71%

U.S. Bank National Association
Ron Williams
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402                                   24.29%


Class A-6 Certificates
Banker Trust Company
John Lasher
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN   37211                                   25.13%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    11.28%

Merrill, Lynch, Pierce Fenner & Smith Safekeeping
Veronica E. O'Neill
4 corporate Place
Corporate Park 287
Piscataway, NJ   08855                                  29.27%

Northern Trust Company (The)
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL   60607                                     12.20%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA   02171                                  15.71%

Class A-7 Certificates
Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room                          73.54%
Pittsburgh, PA 15259

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      26.47%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits: As the Issuer was established as of May 1,
1999, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999, and mail such statement to the Certificateholders on or before the last day of March, 2000 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2000. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 24, 1999, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1999.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 6, 1999

(b)    Reports on Form 8-K.
              Seven reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                          Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed

              June 25, 1999   Monthly Report for the May 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.


              July 25, 1999   Monthly Report for the June 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.

              August 25, 1999 Monthly Report for the July 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.


              September 27, 19Monthly Report for the August 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.

              October 25, 1999Monthly Report for the September 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.

              November 26, 199Monthly Report for the October 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.

              December 27, 199Monthly Report for the November 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-2.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1999-2
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2000


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 6, 1999

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
May 1, 1999, relating to ADVANTA Mortgage Loan Trust 1999-2, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage

HJB/lp

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 2000

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1999, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1999-2

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
A-1               114,000,000.      89,213,711           437,1      5,724,783        6,161,90
A-2                 90,000,000      90,000,000           474,0                          474,0
A-3                 40,000,000      40,000,000           214,6                          214,6
A-4                 95,000,000      95,000,000           545,4                          545,4
A-5                 31,700,000      31,700,000           188,8                          188,8
A-6                 41,000,000      41,000,000           233,0                          233,0
A-7               105,800,000.      96,456,593           482,5      1,740,977        2,223,55
B
BS
R

Totals            517,500,000.    483,370,304.        2,575,72      7,465,760      10,041,481

                                  Current
                  Deferred       Principal
    Class         Interest        Balance
A-1                                 83,488,928.19
A-2                                 90,000,000.00
A-3                                 40,000,000.00
A-4                                 95,000,000.00
A-5                                 31,700,000.00
A-6                                 41,000,000.00
A-7                                 94,715,616.51
B                                                     -
BS                                                    -
R                                                     -

Totals                            475,904,544.70

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face
                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
A-1                   11/26/99        12/26/99     A-Act/360      00755WGN0      114,000,000.        782.576
A-2                                                 F-30/360      00755WGP5        90,000,000     1,000.0000
A-3                                                 F-30/360      00755WGQ3        40,000,000     1,000.0000
A-4                                                 F-30/360      00755WGR1        95,000,000     1,000.0000
A-5                                                 A-30/360      00755WGS9        31,700,000     1,000.0000
A-6                                                 A-30/360      00755WGT7        41,000,000     1,000.0000
A-7                   11/26/99        12/26/99     A-Act/360      00755WGU4      105,800,000.        911.688
B
BS
R

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
A-1                        3.8            50.2            54.0        732.359019
A-2                        5.2                             5.2     1,000.000000
A-3                        5.3                             5.3     1,000.000000
A-4                        5.7                             5.7     1,000.000000
A-5                        5.9                             5.9     1,000.000000
A-6                        5.6                             5.6     1,000.000000
A-7                        4.5            16.4            21.0        895.232670
B                                                                                   -
BS                                                                                  -
R                                                                                   -

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
A-1               114,000,000.        3,152,88      27,045,908      3,465,163      30,511,071    33,663,952.
A-2                 90,000,000        3,318,00                                                     3,318,000
A-3                 40,000,000        1,502,66                                                     1,502,666
A-4                 95,000,000        3,818,20                                                     3,818,208
A-5                 31,700,000        1,322,15                                                     1,322,154
A-6                 41,000,000        1,631,11                                                     1,631,116
A-7               105,800,000.        3,211,44      10,689,865         394,51      11,084,383    14,295,829.
B
BS
R                                        192,5                                                        192,58

Totals            517,500,000.      18,149,056      37,735,773      3,859,681      41,595,455    59,744,511.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                                 83,488,928.19
A-2                                                 90,000,000.00
A-3                                                 40,000,000.00
A-4                                                 95,000,000.00
A-5                                                 31,700,000.00
A-6                                                 41,000,000.00
A-7                                                 94,715,616.51
B                                                                     -
BS                                                                    -
R                                                                     -

Totals                                            475,904,544.70

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
A-1                   5.69000%      89,213,711           437,1
A-2                   6.32000%      90,000,000           474,0
A-3                   6.44000%      40,000,000           214,6
A-4                   6.89000%      95,000,000           545,4
A-5                   7.15000%      31,700,000           188,8
A-6                   6.82000%      41,000,000           233,0
A-7                   5.81000%      96,456,593           482,5
B
BS
R

Totals                            483,370,304.        2,575,72

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
A-1                      437,1           437,1                        -
A-2                      474,0           474,0                        -
A-3                      214,6           214,6                        -
A-4                      545,4           545,4                        -
A-5                      188,8           188,8                        -
A-6                      233,0           233,0                        -
A-7                      482,5           482,5                        -
B                                                                     -
BS                                                                    -
R                                                                     -

Totals                2,575,72        2,575,72                        -

Collection Account Report
Summary                                                         Adjustable        Fixed           Total
Principal Collections                                               1,509,727        4,969,88      6,479,615
Principal Withdrawals
Principal Other Accounts
TOTAL PRINCIPAL                                                     1,509,727        4,969,88      6,479,615

Interest Collected                                                     773,75        3,089,28      3,863,040
Interest Withdrawals
Interest Other Accounts
Fees                                                                    (59,9          (241,2        (301,17
TOTAL INTEREST                                                         713,82        2,848,03      3,561,865

TOTAL AVAILABLE TO CERTIFICATEHOLDERS                               2,223,554        7,817,92    10,041,481.

Principal - Collections                                         Adjustable        Fixed           Total
Scheduled Principal                                                      56,7           561,1         617,87
Curtailments
Prepayments in Full                                                 1,452,968        4,297,07      5,750,038
Repurchased Principal Amounts
Substitution Principal Amount
Liquidations                                                                            111,8         111,85
Insurance Principal
Other Principal
Total Realized Loss of Principal                                                                           (

TOTAL PRINCIPAL COLLECTED                                           1,509,727        4,969,88      6,479,615

Collection Account Report
Principal - Withdrawals                                         Adjustable        Fixed           Total

SPACE INTENTIONALLY LEFT BLANK

Principal - Other Accounts                                      Adjustable        Fixed           Total

Amounts Remaining in Pre-Funding Account

Interest - Collections                                          Adjustable        Fixed           Total
Scheduled Interest                                                     788,61        3,139,18      3,927,801
Repurchased Interest
Substitution Interest Amount
Liquidation Interest                                                                       1,            1,0
Insurance Interest
Other Interest

Delinquent Interest                                                   (199,87          (695,5        (895,42
Interest Advanced                                                      185,01           644,5         829,58
Prepayment Interest Shortfalls                                              (             (3,           (3,6
Compensating Interest                                                                      3,            3,6
Civil Relief Act Shortfalls

TOTAL INTEREST  COLLECTED                                              773,75        3,089,28      3,863,040

Collection Account Report
Interest - Withdrawals                                          Adjustable        Fixed           Total
Current Nonrecoverable Advances

TOTAL INTEREST WITHDRAWALS

Interest - Other Accounts                                       Adjustable        Fixed           Total
Capitalized Interest Requirement
Pre-Funding Account Earnings
Capitalized Interest Account

Interest - Fees                                                 Adjustable        Fixed           Total
Current Servicing Fees                                                   46,5           193,8         240,39
Trustee Fee Amount                                                                         2,            3,6
Insurance Premium Amount                                                 12,6            44,4           57,1

TOTAL FEES                                                               59,9           241,2         301,17

Credit Enhancement Report
Accounts                                                        Adjustable        Fixed           Total

 SPACE INTENTIONALLY LEFT BLANK

Insurance                                                       Adjustable        Fixed           Total
Total Insured Payments

Structural Features                                             Adjustable        Fixed           Total
Specified Overcollateralization Amount                          5,555,670.07    6,175,500.00  11,731,170.07
Current Overcollateralization Amount                            2,044,882.08    5,541,357.17   7,586,239.25
Overcollateralization Deficiency Amount                         3,742,037.64    1,389,038.04   5,131,075.68
Overcollateralization Deficit Amount
Overcollateralization Increase Amount                             231,249.65      754,895.21     986,144.86
Overcollateralization Reduction Amount

Components of Change in Overcollateralization*
Excess Interest Generated by Pool                                 231,249.65      754,895.21     986,144.86
Pre-Funding Account Interest Earnings
Additional Principal
TOTAL                                                                  231,24     754,895.21     986,144.86
*(NOTE: If at specified amount, components will not equal increase amount)

Collateral Report
Collateral                                                      Adjustable        Fixed           Total
  Loan Count:
Original
Prior
Prefunding
Scheduled Paid Offs
Full Voluntary Prepayments
Repurchases
Liquidations
Current

Principal Balance
Original                                                      105,822,287.04  372,463,932.96 478,286,220.00
Prior                                                          98,270,226.05  391,700,326.30 489,970,552.35
Prefunding
Scheduled Principal                                               (56,759.39)    (561,115.29)   (617,874.68)
Partial and Full Voluntary Prepayments                             (1,452,968       (4,297,07     (5,750,038
Repurchases
Liquidations                                                                           (111,8        (111,85
Current                                                           96,760,498.    386,730,285.   483,490,783.

Prefunding                                                      Adjustable        Fixed           Total
PRE-FUNDING ACCOUNT

Original Pre-Funded Amount                                                     39,236,067.04  39,236,067.04
Balance of Subsequent Mortgage Loans Added This Period
Pre-Funding Account Earnings
Withdrawal Account Earnings
Pre-Funding Account Ending Balance

CAPITALIZED INTEREST ACCOUNT

Original Capitalized Interest Deposit                                             192,583.70     192,583.70
Capitalized Interest Requirement
Withdrawal Remaining Amounts
Capitalized Interest Account Ending Balance

Collateral Report
Characteristics                                                 Adjustable        Fixed           Total
Weighted Average Coupon Original                                    9.671422%       9.655530%      9.659046%
Weighted Average Coupon Prior                                       9.636915%       9.627981%      9.629786%
Weighted Average Coupon Current                                     9.629920%       9.620398%      9.622308%
Weighted Average Months to Maturity Original                             351             247            270
Weighted Average Months to Maturity Prior                                346             244            264
Weighted Average Months to Maturity Current                              345             242            263
Weighted Average Remaining Amortization Term Original                    352             306            316
Weighted Average Remaining Amortization Term Prior                       347             299            308
Weighted Average Remaining Amortization Term Current                     345             298            307
Weighted Average Seasoning Original                                     3.25            2.14           2.39
Weighted Average Seasoning Prior                                        8.14            7.32           7.48
Weighted Average Seasoning Current                                      9.13            8.31           8.47
Note:  Original information refers to deal issue

Collateral Report
Arm Characteristics                                             Adjustable        Fixed           Total
Weighted Average Margin Original                                       5.830%
Weighted Average Margin Prior                                          5.782%
Weighted Average Margin Current                                        5.768%
Weighted Average Max Rate Original                                    16.631%          9.656%
Weighted Average Max Rate Prior                                       16.602%          8.709%
Weighted Average Max Rate Current                                     16.596%          8.700%
Weighted Average Min Rate Original                                     9.410%          8.906%
Weighted Average Min Rate Prior                                        9.368%          8.030%
Weighted Average Min Rate Current                                      9.355%          8.021%
Weighted Average Cap Up Original                                       1.017%
Weighted Average Cap Up Prior                                          1.014%
Weighted Average Cap Up Current                                        1.013%
Weighted Average Cap Down Original                                     1.017%
Weighted Average Cap Down Prior                                        1.014%
Weighted Average Cap Down Current                                      1.013%
Note:  Original information refers to deal issue

Servicing Fees / Advances                                       Adjustable        Fixed           Total
Current Servicing Fees                                                   46,5           193,8         240,39
Delinquent Servicing Fees                                                14,8            50,9           65,8
TOTAL SERVICING FEES                                                     61,4           244,8         306,23

Total Servicing Fees                                                     61,4           244,8         306,23
Compensating Interest                                                       (             (3,           (3,6
Delinquent Servicing Fees                                               (14,8           (50,9          (65,8
COLLECTED SERVING FEES                                                   46,3           190,3         236,75

Prepayment Interest Shortfall                                                              3,            3,6

Total Advanced Interest                                                185,01           644,5         829,58

Current Nonrecoverable Advances

Unreimbursed Advances Paid to Servicer This Period

Additional Collateral Information                               Adjustable        Fixed           Total

Weighted Average Coupon Next                                        9.620354%       9.611733%      9.613459%

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 8,550,44      2,864,611           422,4    11,837,459.
              % Balance                                  1.77%          0.59%           0.09%          2.45%
              # Loans                                     141             43              11             195
              % # Loans                                  2.16%          0.66%           0.17%          2.99%
FORECLOSURE   Balance                                                  334,87        7,759,48      8,094,359
              % Balance                  0.00%           0.00%          0.07%           1.60%          1.67%
              # Loans                                                      3             129             132
              % # Loans                  0.00%           0.00%          0.05%           1.97%          2.02%
BANKRUPTCY    Balance                 1,699,68           222,6         256,06        1,555,09      3,733,476
              % Balance                  0.35%           0.05%          0.05%           0.32%          0.77%
              # Loans                       26                                            21              54
              % # Loans                  0.40%           0.06%          0.05%           0.32%          0.83%
REO           Balance                                                                   237,0         237,06
              % Balance                  0.00%           0.00%          0.00%           0.05%          0.05%
              # Loans                                                                                      3
              % # Loans                  0.00%           0.00%          0.00%           0.05%          0.05%
TOTAL         Balance                 1,699,68        8,773,07      3,455,553        9,974,04    23,902,355.
              % Balance                  0.35%           1.82%          0.71%           2.06%          4.94%
              # Loans
              % # Loans                  0.40%           2.22%          0.76%           2.51%          5.89%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Fixed Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 6,420,55      1,996,746           369,8      8,787,182
              % Balance                                  1.66%          0.52%           0.10%          2.28%
              # Loans
              % # Loans                                  2.16%          0.55%           0.18%          2.89%
FORECLOSURE   Balance                                                  184,02        5,357,30      5,541,332
              % Balance                  0.00%           0.00%          0.05%           1.39%          1.44%
              # Loans
              % # Loans                  0.00%           0.00%          0.04%           1.74%          1.78%
BANKRUPTCY    Balance                 1,023,31           222,6         256,06        1,186,82      2,688,833
              % Balance                  0.26%           0.06%          0.07%           0.31%          0.70%
              # Loans
              % # Loans                  0.38%           0.07%          0.05%           0.31%          0.81%
REO           Balance                                                                    41,9           41,9
              % Balance                  0.00%           0.00%          0.00%           0.01%          0.01%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.02%          0.02%
TOTAL         Balance                 1,023,31        6,643,18      2,436,836        6,955,98    17,059,315.
              % Balance                  0.26%           1.72%          0.63%           1.81%          4.43%
              # Loans
              % # Loans                  0.38%           2.23%          0.64%           2.25%          5.50%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Adjustable Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 2,129,88         867,86            52,5      3,050,276
              % Balance                                  2.20%          0.90%           0.05%          3.15%
              # Loans
              % # Loans                                  2.13%          1.20%           0.09%          3.42%
FORECLOSURE   Balance                                                  150,85        2,402,17      2,553,026
              % Balance                  0.00%           0.00%          0.16%           2.48%          2.64%
              # Loans
              % # Loans                  0.00%           0.00%          0.09%           3.15%          3.24%
BANKRUPTCY    Balance                    676,3                                          368,2      1,044,643
              % Balance                  0.70%           0.00%          0.00%           0.38%          1.08%
              # Loans
              % # Loans                  0.46%           0.00%          0.00%           0.37%          0.83%
REO           Balance                                                                   195,0         195,09
              % Balance                  0.00%           0.00%          0.00%           0.20%          0.20%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.19%          0.19%
TOTAL         Balance                    676,3        2,129,88      1,018,717        3,018,06      6,843,039
              % Balance                  0.70%           2.20%          1.06%           3.11%          7.07%
              # Loans
              % # Loans                  0.46%           2.13%          1.29%           3.80%          7.68%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Prepayment Report - Voluntary Prepayments
Voluntary Prepayments                                           Adjustable        Fixed           Total
Current
Number of Paid in Full Loans                                               15              70             85
Number of Repurchased Loans
Total Number of Loans Prepaid in Full                                      15              70             85

Paid in Full Balance                                                1,452,968        4,297,07      5,750,038
Repurchase Loans Balance
Curtailments Amount
Total Prepayment Amount                                             1,452,968        4,297,07      5,750,038

Cumulative
Number of Paid in Full Loans                                               90             340            430
Number of Repurchased Loans                                                 2               3              5
Total Number of Loans Prepaid in Full                                      92             343            435

Paid in Full Balance                                                8,555,995      20,843,323    29,399,318.
Repurchase Loans Balance                                               111,63           179,0         290,63
Curtailments Amount                                                         (           (13,4          (13,8
Total Prepayment Amount                                             8,667,270      21,008,874    29,676,145.

SPACE INTENTIONALLY LEFT BLANK

Prepayment Report - Voluntary Prepayments
Voluntary Prepayment Rates                                      Adjustable        Fixed           Total
SMM                                                                     1.48%           1.10%          1.18%
3 Months Average SMM                                                    1.53%           0.91%          1.04%
12 Months Average SMM
Average SMM Since Cut-Off                                               1.22%           0.75%          0.85%

CPR                                                                    16.38%          12.42%         13.22%
3 Months Average CPR                                                   16.91%          10.44%         11.78%
12 Months Average CPR
Average CPR Since Cut-Off                                              13.66%           8.68%          9.72%

PSA                                                                   896.89%         747.00%        780.25%
3 Months Average PSA Approximation                                   1037.79%         713.25%        787.05%
12 Months Average PSA Approximation
Average PSA Since Cut-Off Approximation                              1104.43%         818.19%        885.38%

Realized Loss Report - Collateral
Collateral Realized Losses                                      Adjustable        Fixed           Total
Current
Number of Loan Liquidated
Collateral Realized Loss / (Gain) Amount
Net Liquidation Proceeds                                                                111,7         111,70

Cumulative
Number of Loans Liquidated
Collateral Realized Loss / (Gain) Amount                                                 25,1           25,1
Net Liquidation Proceeds                                                                406,8         406,84

Note: Collateral realized losses may include adjustments to loans liquidated in prior periods.

SPACE INTENTIONALLY LEFT BLANK

Realized Loss Report - Collateral
Default Speeds                                                  Adjustable        Fixed           Total
MDR                                                                     0.00%           0.03%          0.02%
3 Months Average MDR                                                    0.00%           0.02%          0.01%
12 Months Average MDR
Average MDR Since Cut-Off                                               0.00%           0.02%          0.01%

CDR                                                                     0.00%           0.34%          0.27%
3 Months Average CDR                                                    0.00%           0.18%          0.14%
12 Months Average CDR
Average CDR Since Cut-Off                                               0.00%           0.19%          0.15%

SDA                                                                     0.00%           2.06%          1.61%
3 Months Average SDA Approximation                                      0.00%           1.24%          0.97%
12 Months Average SDA Approximation
Average SDA Since Cut-Off Approximation                                 0.00%           1.75%          1.35%

Loss Severity Approximation for Current Period                                          0.14%          0.14%
3 Months Average Loss Severity Approximation                            0.00%           0.07%          0.07%
12 Months Average Loss Severity Approximation
Average Loss Severity Approximation Since Cut-Off                       0.00%           3.33%          3.33%

Triggers, Adj. Rate Cert. And Miscellaneous Report
Trigger Events                                                  Adjustable        Fixed           Total
Has Servicer Termination Loss Trigger Occurred?                                                          No

Adjustable Rate Certificate Information                         Adjustable        Fixed           Total
Next Pass-Through Rates for Adjustable Rate Certificates
Class A-1                                                                                          6.581250%
Class A-5                                                                                          7.150000%
Class A-6                                                                                          6.820000%
Class A-7                                                                                          6.701250%

Additional Information                                          Adjustable        Fixed           Total
SUPPLEMENTAL INTEREST ACCOUNT

Supplemental Interest Amount
Supplemental Interest Shortfall Carry-Forward Amount
Supplemental Interest Shortfall Amount
Deposit to Supp Int Acct (Class B Distribution)
Payment to Supplemental interest Right
Supplemental Interest Account Ending Balance